Form 10-Q
period 2002-09-30
INTERNATIONAL HI TECH INDUSTRIES INC
filed 2003-01-03
CIK 921887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                For the quarterly period ended September 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                For the transition period from                                                         to

Commission file number      0-24364

INTERNATIONAL HI-TECH INDUSTRIES INC.
(Exact name of Registrant specified in its charter)
CANADA (State or other Jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
1096 West 10th Avenue Vancouver, British Columbia, Canada, V6H 1H8
(Address of principal executive offices)

604-733-5400
(Registrant's telephone number, including area code)

Not applicable
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes              ☐    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐  Yes             ☐   No

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

102,531,371 (as at December 3, 2002)

PART 1 - FINANCIAL INFORMATION

Item 1.                    Financial Statements.

  Notice to Reader

  Consolidated Balance Sheets

  Consolidated Statements of Operations and Deficit

  Consolidated Statements of Cash Flow

                                Notes to Consolidated Financial Statements

                                Quarterly Report as at September 30, 2002

Item 2.                    Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTICE TO READER

We have compiled the consolidated balance sheet of International Hi-Tech Industries Inc. as at September 30, 2002 and the consolidated statements of operations and deficit, and cash flows for the nine month period then ended from information provided by management.  We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

Vancouver, B.C.	"Morgan & Company"
November 22, 2002	Chartered Accountants

INTERNATIONAL HI-TECH INDUSTRIES INC.

 CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

INTERNATIONAL HI-TECH INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited - see Notice to Reader)

	SEPTEMBER 30	DECEMBER 31
	2002	2001

ASSETS
Current
Cash and short term deposits	$5,364,368	$1,892,837
Restricted cash (Note 3)	193,854	384,430
Accounts receivable	111,004	42,418
Note receivable and accrued interest (Note 4)	1,862,170	1,797,112
Prepaid expense	544,696	181,496
	8,076,092	4,298,293
Restricted Cash (Note 3)	-	526,475
Capital Assets (Note 5)	7,000,152	6,544,500
Real Estate (Note 6)	19,411,218	18,449,039
Deferred Project Development Costs	4,624,348	4,604,327
	$39,111,810	$34,422,634
LIABILITIES
Current
Accounts payable and accrued liabilities	$793,635	$658,252
Accrued interest payable	223,145	200,178
Preferred share dividends payable	68,391	170,985
Current portion of loans payable (Note 7)	401,392	97,500
Mortgage payable (Note 8)	1,868,000	1,868,000
Current portion of long term debt (Note 9)	1,135,513	1,204,554
	4,490,076	4,199,469
Loans Payable (Note 7)	-	500,000
Long Term Debt (Note 9)	1,745,571	2,216,307
Share Subscriptions Received (Note 10(f))	5,470,114	652,460
Minority Interest	3,818,975	3,216,987
	15,524,736	10,785,223
Contingencies And Commitments (Notes 13 and 14)

SHAREHOLDERS' EQUITY

Share Capital (Note 10)	44,669,114	41,859,914

Contributed Surplus	305,000	305,000

Deficit	(21,387,040)	(18,527,503)
	23,587,074	23,637,411
	$39,111,810	$34,422,634

INTERNATIONAL HI-TECH INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited - see Notice to Reader)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2002	2001	2002	2001

Revenue
Licence rights	$1,546,400	$1,228,965	$1,546,400	$2,889,137
Other income	101,270	178,488	143,590	353,188
	1,647,670	1,407,453	1,689,990	3,242,325
Expenses
Audit and accounting	50,382	36,035	119,600	55,846
Capital taxes	-	-	44,152	75,800
Consulting fees	93,042	20,124	146,080	87,573
Depreciation and amortization	394,048	197,756	1,163,897	533,063
Directors' and officers' fees	42,000	34,392	109,646	93,240
Finders', loan guarantee and commitment fees	78,370	76,515	106,809	310,059
General expense	88,080	45,790	222,119	206,398
Legal	50,808	118,586	228,379	304,846
Insurance	12,040	14,382	29,165	27,668
Interest	117,397	182,928	520,966	503,592
Investor relations	7,180	8,000	11,800	32,500
Product representation costs	43,137	55,718	129,886	163,541
Telephone, fax and cellular	10,032	12,795	26,609	37,521
Office rent	24,655	19,500	66,055	58,500
Promotion and presentation	37,436	-	38,636	16,620
Property taxes	131,953	118,932	136,805	130,367
Repairs and maintenance	16,026	17,628	36,119	53,520
Travel and business promotion	63,388	62,536	150,028	191,757
Transfer agent and filing fees	41,808	4,085	68,653	26,650
Wages and benefits	76,329	102,754	256,364	328,168
	1,378,111	1,128,456	3,611,768	3,237,229
Income (Loss) Before The Following	269,559	278,997	(1,921,778)	5,096

Loss On Issue Of Treasury Shares By Subsidiary Company	-	-	-	(37,368)
Minority Interest In (Income) Loss Of Subsidiary	(724,987)	(303,091)	(601,988)	(445,499)
Net Income (Loss) For The Period	(455,428)	(24,094)	(2,523,766)	(477,771)

Deficit, Beginning Of Period	(20,863,221)	(17,612,550)	(18,527,503)	(16,891,137)
	(21,318,649)	(17,636,644)	(21,051,269)	(17,368,908)
Preferred Share Dividends	(68,391)	(172,340)	(335,771)	(440,076)
Deficit, End Of Period	$(21,387,040)	$(17,808,984)	$(21,387,040)	$(17,808,984)
Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

INTERNATIONAL HI-TECH INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - see Notice to Reader)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2002	2001	2002	2001

Cash Flows From Operating Activities
Net income (loss) for the period	$(455,428)	$(24,094)	$(2,523,766)	$(477,771)
Adjustments for:
Shares issued for loan guarantee and commitment fees	-	-	-	100,316
Depreciation and amortization	394,048	197,756	1,163,897	533,063
Loss on issue of treasury shares by subsidiary company	-	-	-	37,368
Minority income in income (loss) of subsidiary	724,987	303,091	601,988	445,499
	663,607	476,753	(757,881)	638,475
Changes in non-cash working capital items:
(Increase) in restricted cash	326,475	(197,278)	526,475	(459,542)
(Increase) Decrease in receivables	(49,181)	40,734	(68,586)	114,138
(Increase) Decrease in notes receivable and accrued interest	(106,278)	(95,298)	(65,058)	(155,926)
(Increase) Decrease in prepaids	(355,311)	37,486	(363,200)	(55,003)
Increase (Decrease) in accounts payable and accrued liabilities	(231,520)	(82,002)	135,383	14,014
Increase (Decrease) in accrued interest payable	(117,930)	4,675	22,967	10,178
Increase (Decrease) in preferred share dividend payable	(15,531)	26,682	(102,594)	31,721
Increase (Decrease) in loans payable	(607,061)	4,000	(196,108)	(503,000)
Increase (Decrease) in deferred revenue	-	-	-	(943,822)
Increase (Decrease) in long term debt	(204,517)	(25,646)	(539,777)	1,496,821
	(1,360,854)	(286,647)	(650,498)	(450,421)
Cash Flows From Operating Activities	(697,247)	190,106	(1,408,379)	188,054

Cash Flows From Financing Activities
Shares issued for cash	2,809,200	2,115,000	2,809,200	2,115,000
Dividends paid	(68,391)	(172,340)	(335,771)	(440,076)
Issue of preferred shares	-	590,989	-	2,040,003
Increase (Decrease) in share subscriptions	2,647,694	(718,916)	4,817,654	72,480
Minority interest	-	-	-	997,500
Cash Flows From Financing Activities	5,388,503	1,814,733	7,291,083	4,784,907
Cash Flows From Investing Activities
Capital assets	(292,194)	(894,685)	(1,619,549)	(3,745,964)
Real estate	(322,078)	(240,696)	(962,179)	(886,598)
Project development costs	(14,700)	(10,176)	(20,021)	(112,117)
Cash Flows From Investing Activities	(628,972)	(1,145,557)	(2,601,749)	(4,744,679)
Net Increase (Decrease) In Cash And Cash Equivalents	4,062,284	859,282	3,280,955	228,282
Cash And Cash Equivalents, Beginning Of Period	1,495,938	1,751,587	2,277,267	2,382,587
Cash And Cash Equivalents, End Of Period	$5,558,222	$2,610,869	$5,558,222	$2,610,869

INTERNATIONAL HI-TECH INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited - see Notice to Reader)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2002	2001	2002	2001

Cash And Cash Equivalents Are Comprised Of:
Cash on hand and balances with banks	$1,939,654	$242,255	$1,939,654	$242,255
Restricted cash	193,854	525,816	193,854	525,816
Short term investments	3,424,714	1,842,798	3,424,714	1,842,798

	$5,558,222	$2,610,869	$5,558,222	$2,610,869

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended, September 30, 2002, the Company issued 3,022,250 common shares on the conversion of 3,925,000 Series 2 Class A preferred shares.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

1.   BASIS OF PRESENTATION

The interim financial statements of International Hi-Tech Industries Inc. (the "Company") have been prepared by management in accordance with accounting principles generally accepted in Canada.  The interim financial statements have been prepared following the same accounting policies and methods of computation as the financial statements for the fiscal year ended December 31, 2001, except as described below.  The disclosures included below are incremental to those included with the annual financial statements.  The interim financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report for the year ended December 31, 2001.

2.   SIGNIFICANT ACCOUNTING POLICIES

a)   Consolidation

These financial statements include the accounts of the Company and its subsidiaries - Canadian Hi-Tech Manufacturing Ltd. (65% owned), IHI International Holdings Ltd. (51% owned) and IHI Construction Ltd. (100% owned).

b)   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses for the periods reported.  Actual results could differ from these estimates.

c)   Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

d)   Project Development Costs

The Company is deferring all architectural, design consulting and other costs directly related to the ongoing development and commercialization of its pre-fabrication building product and flexible design program to be amortized against related revenues when production commences.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)   Depreciation and Amortization of Capital Assets

Automotive	30% declining balance method
Office furniture and equipment	20% declining balance method
Computer equipment	30% declining balance method
Other machinery and equipment	20% declining balance method
Patent application costs	on a straight line basis over ten years once a patent is secured
License rights	on a straight line basis over ten years

f)    Non-Monetary Transactions

Shares of common stock of the Company issued for non-monetary consideration are valued at the quoted market price per share at the close of trading on the day of completion of the transaction except for those circumstances where, in the opinion of the Company and due to the nature of the transaction, the trading price does not fairly represent the value of the transaction.  In such circumstances, the value of the shares is determined based on the estimated fair value of the consideration received.

g)   Stock Based Compensation

Employee and director stock options granted by the Company (as described in Note 10(d)) are not recognized in the accounts until exercised, and then are recorded only as a credit to share capital to the extent of the exercise price.  No remuneration expense is recorded by the Company on the excess, if any, of the trading price of the stock over its exercise price.

h)   Income Taxes

The Company uses the liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Future income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities, as well as for the benefit of losses available to be carried forward to future years for tax purposes.  Future income tax assets are evaluated and if realization is not considered more likely than not, a valuation allowance is provided.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited - see Notice to Reader)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)    Interest in Joint Ventures

At the present time, the Company does not have any joint venture interests, however, on commencement of its joint venture activities, the Company intends to account for its interest in joint ventures using the proportionate consolidation method whereby the Company includes its pro-rata share of each of the assets, liabilities, revenues and expenses that are subject to joint control with similar items in the Company's financial statements.

j)    Revenue Recognition

Non-refundable fees and deposits generated by the Company pursuant to memorandums of understanding entered into with potential joint venture partners are recorded on a cash basis.  Prior to a formal joint venture agreement, the Company enters into a memorandum of understanding.  The terms of the memorandum of understanding vary from region to region, however, for a joint venture to proceed, the following conditions must be met:

i)    the potential joint venture partner must complete a satisfactory joint venture business plan;

ii)   completion of satisfactory due diligence by the Company;

iii)   payment of all non-refundable fees and deposits required under the terms of the memorandum of understanding for which the Company has no further obligation whatsoever.  The Company is not required to use the funds received for any particular purpose as the payments represent a good faith indicator by the potential joint venture partner;

iv)  obtaining all necessary building approval as well as all government regulatory approvals;

v)   creation, approval and execution by the respective companies of the formal joint venture documentation which obligates the Company's joint venture partner to contribute a minimum of US$9,000,000, and which provides for the retention by the Company of a 51% equity interest in the joint venture in consideration of the contribution of a license to permit the joint venture to exploit the building process held under license, and all technical expertise required to pursue the business objectives outlined in the joint venture business plan.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)   Foreign Currency Translation

Transactions recorded in foreign currencies have been translated into Canadian dollars using the temporal method as follows:

i)    monetary items at the rate prevailing at the balance sheet date;
ii)   non-monetary items at the historical exchange rate;
iii)   revenue and expense at the average rate in effect during the applicable accounting period.

           Gains or losses arising on translation are included in the results of operations.

l)    Loss Per Share

Loss per share is based on the weighted average number of shares outstanding during the period.

3.   RESTRICTED CASH

As a condition of the Series 3 Preferred Share Offering, the Company agreed to deposit with its trust company sufficient funds from the subscription proceeds to fund the dividends payable for a two year period.

4.   NOTE RECEIVABLE

The notes receivable are repayable on demand with interest at 6.5% per annum, and the notes and related accrued interest are secured by issuer's license rights to the Company's building technology.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

 5.   CAPITAL ASSETS

	SEPTEMBER 30	DECEMBER 31
	2002	2001

Automotive	$143,226	$143,226
Office furniture and equipment	293,851	292,154
Computer equipment	126,933	114,723
Other machinery and equipment	7,536,668	6,036,787
Patent application costs	2,283,978	2,178,217
License rights	200,000	200,000
	10,584,656	8,965,107
Accumulated depreciation and amortization	3,584,504	2,420,607
	$7,000,152	$6,544,500

6.   REAL ESTATE

	SEPTEMBER 30	DECEMBER 31
	2002	2001

Speen Road properties, Surrey
Land and building	$836,980	$836,980

Hopcott Road property, Delta
Land	1,356,527	1,356,527
Site preparation	1,404,553	1,404,553
Construction and design costs	14,548,942	13,586,763
Construction financing	857,206	857,206
Construction permits	135,810	135,810

Langley properties
Land	141,400	141,400

Canadian National Railway properties	129,800	129,800
	$19,411,218	$18,449,039

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

 7.   LOANS PAYABLE

	SEPTEMBER 30	DECEMBER 31
	2002	2001

Repayable on January 2, 2003 with interest at 20% per annum	$303,892	$500,000
Repayable on demand at various interest rates	97,500	97,500
	401,392	597,500
Less: Current portion	401,392	97,500
	$-	$500,000

The $303,892 loan payable represents the amount advanced to date on a $2,000,000 credit facility.  The loan is secured by a general security agreement.

 8.   MORTGAGE PAYABLE

	SEPTEMBER 30	DECEMBER 31
	2002	2001

The Company has arranged a conventional first mortgage financing secured by the land and improvements located at Hopcott Road in Delta, British Columbia. Advances under the mortgage bear interest at the rate of prime plus 5%, which is payable monthly. The mortgage is due on March 1, 2003.	$1,868,000	$1,868,000

 9.   LONG TERM DEBT

	SEPTEMBER 30	DECEMBER 31
	2002	2001
CIBC Mortgage Corporation
Repayable $1,815 per month including interest at 7.6% per annum, due February 1, 2003, secured by Speen Road real estate	$198,836	$203,908

CIBC Mortgages Inc.
Advances under this mortgage bear interest at the rate of prime minus 0.5% per annum, payable monthly. The balance is due on July 1, 2005	579,401	592,629

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

9.   LONG TERM DEBT (Continued)

	SEPTEMBER 30	DECEMBER 31
	2002	2001

Cove Mortgage Corporation
Interest only at a rate of 14.0% per annum, due February 1, 2004, secured by Speen Road real estate	$300,000	$-

CIBC Equipment Finance Limited
Repayable $9,950 per month including interest, due July 1, 2004	216,490	304,300

GE Capital Canada Inc.
Repayable $47,968 per month including interest at 12% per annum, due December 15, 2003	728,887	1,049,881

T&H Lemont
Repayable US$10,006 per month plus interest at prime plus 2%, due January 15, 2003	63,528	207,193

T&H Lemont
Repayable US$14,010 per month plus interest at prime plus 2%, due September 1, 2004	533,698	736,423

Easy Lease Corp.
Repayable $722 per month including interest at 15.144%, due March 31, 2004	10,767	16,442

Heller Financial Canada Ltd.
Repayable $243 per month including interest at 19.511%, due June 30, 2004	4,293	5,731

Marathon Equipment Leasing Ltd.
Repayable $849 per month including interest at 26.495%, due August 1, 2004	15,182	19,329

MTC Leasing Inc.
Repayable $132 per month including interest at 12.573%, due November 1, 2004	2,784	3,835

MTC Leasing Inc.
Repayable $156 per month including interest at 16.352%, due October 1, 2004	2,887	3,969

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

9.   LONG TERM DEBT (Continued)

	SEPTEMBER 30	DECEMBER 31
	2002	2001

OMB Capital Corp.
Repayable $499 per month including interest at 15.708%, due August 1, 2004	$9,365	$11,655

MTC Leasing Inc.
Repayable $4,399 per month including interest at 19.886%, due October 1, 2004	81,895	105,698

MTC Leasing Inc.
Repayable $265 per month including interest at 9.450%, due January 1, 2005	5,889	7,449

NA Leasing Inc.
Repayable $399 per month including interest at 15.843%, due October 1, 2004	8,727	10,901

MTC Leasing Inc.
Repayable $1,102 per month including interest at 9.533%, due February 1, 2005	26,585	33,670

WS Leasing Ltd.
Repayable $1,790 per month including interest at 18.470%, due October 1, 2005	47,922	54,874

Qualica Financial Group
Repayable $815 per month including interest at 26.584%, due October 1, 2004	13,613	16,953

Easy Lease Corp.
Repayable $941 per month including interest at 15.392%, due August 1, 2004	16,352	21,555

OMB Capital Corp.
Repayable $637 per month including interest at 17.720%, due June 1, 2004	11,173	14,466

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

9.      LONG TERM DEBT (Continued)

	SEPTEMBER 30	DECEMBER 31
	2002	2001

OMB Capital Corp.
Repayable $136 per month including interest at 26.201%, due April 5, 2005	$2,810	$-
	2,881,084	1,235,628
Less: Current portion	1,135,513	134,769

	$1,745,571	$1,100,859

The repayment requirements on the long term debt are as follows:

2002	$1,135,513
2003	$672,197
2004	$53,246
2005	$34,203
2006	$27,892

10.    SHARE CAPITAL

a)   Authorized

An unlimited number of common shares without par value

An unlimited number of Class A preferred shares without par value, of which 50,000,000 have been designated Series 1, and 5,000,000 have been designated Series 2, and 5,000,000 have been designated Series 3.

b)      Issued and Outstanding

	NUMBER OF SHARES	CONSIDERATION

Common Shares
Balance, December 31, 2001	65,009,121	$36,328,211

Issue of common shares on conversion	14,022,250	6,300,900

Balance, September 30, 2002	79,031,371	$42,629,111

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

10.    SHARE CAPITAL (Continued)

b)   Issued and Outstanding (Continued)

	NUMBER OF SHARES	CONSIDERATION

Preferred Shares - Series 2
Balance, December 31, 2001	3,925,000	$3,491,700

Converted to common shares	(3,925,000)	(3,491,700)
Balance, September 30, 2002	-	$-

Preferred Shares - Series 3
Balance, December 31, 2001 and September 30, 2002	2,261,114	$2,040,003
Total Share Capital		$44,669,114

The Series 3 Preferred Shares are convertible at the rate of 0.77 of a common share for each Preferred Share.  The preferred shares are convertible for a period of two years at the option of the holder.  The preferred shares are also convertible at the option of the Company if the closing price of the common shares on the TSX Venture Exchange averages at least $2.50 per Preferred Share.  On the second anniversary date of the issuance of the Preferred Shares, the Preferred Shares will be automatically converted into common shares.

Dividends on Series 3 Preferred Shares are cumulative and will accrue at an annual rate equal to 12%.  Dividends will be payable in quarterly instalments on each dividend date, subject to legal limits under Canadian law.

c)      Escrow Shares

Of the Company's issued and outstanding shares, 19,516,462 are held in escrow to be released on the basis of 1,084,248 shares every six months commencing August 21, 2002, increasing to 2,168,496 every six months commencing February 21, 2004.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

10.    SHARE CAPITAL (Continued)

d)   As at September 30, 2002, the Company had the following outstanding directors' and employees' stock options:

NUMBER OF SHARES	EXERCISE PRICE	EXPIRY DATE

25,000	$2.25	October 21, 2002
2,600,000	$0.88	October 6, 2003
e)	As at September 30, 2002, the Company had outstanding non-transferable share purchase warrants for the purchase of additional shares as follows:

NUMBER	EXERCISE PRICE			EXPIRY DATE
OF SHARES	YEAR 1		YEAR 2	YEAR 1	YEAR 2

154,000			$1.30		March 9, 2003
651,057			$1.30		June 1, 2003
1,000,000	$		$0.89		August 17, 2003
1,550,000	$		$1.30		August 17, 2003
325,500	$		$1.30		September 8, 2003
6,000,000		$0.28	$0.28	August 16, 2003	August 16, 2004
5,000,000		$0.40	$0.40	August 12, 2002	August 12, 2004
f)	The Company has received $5,470,114 from the subscription for common shares and Series 3 Preferred Shares which have not been issued at September 30, 2002.

g)

As at September 30, 2002, the Company's 65% owned subsidiary, Canadian Hi-Tech Manufacturing Ltd. (Canadian Hi-Tech), has 11,000 class B preferred shares outstanding, which are redeemable at $100 per share at the option of Canadian Hi-Tech, or after March 1, 1996 at the option of the preferred shareholder who has agreed not to request Canadian Hi-Tech to redeem its shares until all of the performance and escrow shares, referred to in Note 10(c), have been earned out of escrow.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

11.    INCOME TAXES

The Company has non-capital losses for income tax purposes of $14,935,276 which may be available to reduce taxable income in future years.  The potential benefit of these losses has not been recognized as a future income tax benefit, as currently these amounts are less than likely to be realized.  These losses expire as follows:
2002	$1,399,675
2003	1,829,520
2004	2,586,675
2005	2,079,518
2006	2,361,252
2007	3,105,450
2008	1,573,186
$14,935,276

12.    RELATED PARTY TRANSACTIONS

a)

During the period, a company controlled by a director was paid management fees of $54,000 (2001 - $54,000).  In addition, a company controlled by a member of the family of the same director was paid rent of $58,500 (2001 - $58,500).

b)	During the period, the Company paid directors' and officers' fees of $55,646 (2001 - $39,240).

c)	Loans payable of $303,892 described in Note 7 are owing to a company controlled by a relative of a director.

d)

The Company is party to a consulting fee agreement under which a company controlled by a director, and a second company controlled by this same director's family, will provide all building engineering designs for the Company's projects for an initial fee of 4% of the factory cost of the initial design, and 1% of the factory cost for subsequent use of the same design.

e)

IHI International Holdings Ltd. ("IHI-International"), a Bermuda company and a 51% owned subsidiary of the Company, holds the right to use the building technology in all countries in the world other than Canada.  The Company has agreed to use its best efforts to offer, to its shareholders, shares of IHI-International.  As a result, shareholders of the Company will have an opportunity to acquire a direct interest in IHI-International which will hold the right to use the technology in all parts of the world other than Canada.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

13.    CONTINGENCIES

a)

Builders' liens have been registered against the Company's Hopcott Road Property by the sub-contractors of a contractor engaged by the Company during construction of the Hopcott Road facility.  The Company has reached an agreement with the lien holders to discharge the liens on payment to the lien holders of approximately $80,000.

b)

Interim agreements entered into by the Company and, for which the Company has received payments totalling US$1,200,000, provide that there must not be any change in the Company's senior management.  The interim agreements further provide that if there is such a change in management, the Company's joint venture partner has the right to cancel the interim agreement and the Company will have to repay the license fee plus an amount equal to 20% of the license fee payment compounded annually calculated from the date of such payment.  The Company has delivered a general security agreement to their joint venture partner to secure the Company's obligations.

c)

A demand has been made by General Electric Capital Canada Inc. for payment by the Company of $1,139,668 in relation to the Company's purchase of a Flexible Panel Welding System.  Following the demand, $400,000 was released to General Electric Capital Canada Inc. from the letter of credit originally provided by the Company.  The Company disputes that its lease contract with General Electric Capital Canada Inc. is in default, and has commenced an action against Fanuc Robotics Canada Ltd., General Electric Capital Canada Inc., Fanuc Robotics North American Inc. and Merrill Lynch in the Supreme Court of British Columbia.  The action is for damages arising from the claimed fundamental failure to deliver and implement a "Flexible Panel Welding System" in accordance with agreed specifications as sold to the Company.  Without limitation, the action is also for injunctive relief enjoining Merrill Lynch from paying funds pursuant to a letter of credit relating to the sale of said system.

14.    COMMITMENTS

As at September 30, 2002, the Company's financial obligations under contracts for the purchase and installation of manufacturing equipment totalled approximately $71,897.

INTERNATIONAL HI-TECH INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited - see Notice to Reader)

15.    FINANCIAL INSTRUMENTS

a)   Fair Value Disclosure

The carrying amounts of certain of the Company's financial instruments, including cash and short term deposits, notes receivable and accrued interest, prepaid expenses, accounts payable and accrued liabilities, and other amounts payable, approximate their fair value due to their short maturities.

The carrying value of long term debt approximates its carrying value since the mortgage bears interest at floating market interest rates.

b)   Foreign Currency Risk

The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company manages this risk by monitoring these international cash flows.

16.    SUBSEQUENT EVENTS

Subsequent to September 30, 2002:
a)	The Company completed the private placement of ten million units at $0.68 per unit. Each unit consists of one common share and one warrant exercisable at $0.68 per share for two years.

b)	The Company completed the private placement of five million units at $0.50 per unit. Each unit consists of one common share and one warrant exercisable at $0.50 per share for two years.

c)

The Company completed the private placement of one million, five hundred thousand units at $0.30 per unit. Each unit consists of one common share and one warrant exercisable at $0.38 per share for two years.  This private placement involved parties related to the Company.

d)

The Company completed the private placement of five million units at $0.30 per unit. Each unit consists of one common share and one warrant exercisable at $0.38 per share for two years.  This private placement involved parties related to the Company.

e)

The Company completed the private placement of two million units at $0.40 per unit. Each unit consists of one common share and one warrant exercisable at $0.50 per share for two years.  This private placement involved parties related to the Company.

INTERNATIONAL HI-TECH INDUSTRIES INC.

QUARTERLY REPORT

SEPTEMBER 30, 2002

Schedule A:   Financial Information

        See attached financial statements and schedule of deferred project development costs.

Schedule B:   Supplementary Information

        1.           See attached financial statements.

        2.  a)      Securities issued during the period:

Date of Issue	Type of Security	Type of Issue	Number of Shares	Issue Price	Total Proceeds	Type of Consideration	Commission Paid

Aug. 12/02	Common	Private Placement	5,000,000	$0.30	$1,500,000	Cash	$70,800

Aug. 16/02	Common	Private Placement	6,000,000	$0.23	$1,380,000	Cash	N/A

                b)      Stock options granted during the period:

                                None

           3.  a)

			Issued
Class	Par Value	Authorized	Number	Amount

Common	Without par value	Unlimited number	79,031,371	$42,629,111
Class A Preferred	Without par value	Unlimited number	-	$-
Class B Preferred	Without par value	Unlimited number	2,261,114	$2,040,003

                b)            See Notes 10(d) and 10(e) to the attached financial statements.

                c)            See Note 10(c) to the attached financial statements.

INTERNATIONAL HI-TECH INDUSTRIES INC.

QUARTERLY REPORT

SEPTEMBER 30, 2002

                d)            List of Directors:

EvelyneSchmeler
Ferdinand Rauer
Thomas Po
Lawry Trevor-Deutsch
Dr. Rene Abi-Rached
Omar Take
Dr. Owen A. Anderson
Larry Coston

                                List of Officers:

Roger A. Rached - President
Dr. Owen A. Anderson - Chief Financial Officer
Dr. Rene Abi-Rached - Chief Operating Officer
Omar Take - Chief Project Officer
Stephen D. Wortley - Secretary
Cary Green - Vice President of Business Development for Canada

INTERNATIONAL HI-TECH INDUSTRIES INC.

OTHER FINANCIAL INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2002

1.	Deferred Project Development Costs

	Balance, December 31, 2001	$4,604,327

	Additions during the period
	Show home	5,321
	Product testing	14,700

	Balance, September 30, 2002	$4,624,348

2.	General Expense

	Sundry	$46,727
	Printing	13,130
	Courier	8,091
	Government fees	12,446
	Office supplies	60,858
	Equipment leasing	25,405
	Utilities	55,462

		$222,119

3.	Investor Relations and Product Representation Costs

	Susan Hahn & Associates (5 months at US$1,500)	$11,800

4.	Travel and Business Promotion

	Meals and entertainment	$45,906
	Travel	25,960
	Veda S.A. Consult reimbursable expenses and other costs related to the Luxembourg Show Home	78,162

		$150,028

SCHEDULE C

MANAGEMENT DISCUSSION

Overview

The principal business of International Hi‑Tech Industries Inc. (the "Corporation") is the development and commercialization of a new building system (the "Technology") in Canada, and internationally through the Corporation's 50.7% owned subsidiary, IHI‑International Holdings Ltd. ("IHI‑International").  The Canadian rights to the Technology are held by the Corporation pursuant to a licence agreement which terminates on March 16, 2092.  The international rights to the Technology are held by IHI‑International pursuant to a licence agreement which terminates on October 4, 2093.

During the third quarter of 2002, the Corporation has maintained its focus and commitment to complete the installation of automated welding and cutting systems at the Corporation's permanent manufacturing facility at 7393 Hopcott Road, Delta, British Columbia (the "Hopcott Road Property").

The Corporation has continued to demonstrate the attractiveness of its Technology and its export-oriented business.  To September 30, 2002, the Corporation has earned $1,546,400 of licence revenue.

Management is committed to enhancing the financial return on the Corporation's $39.1 million of assets, primarily invested in its nearly completed permanent manufacturing facility located in Delta, British Columbia.  In addition, the Corporation will continue to pursue strategic alliances that increase revenue and that are compatible with its corporate culture.

Manufacturing Facility

The building for the permanent manufacturing facility (the "Facility") is complete.  The Corporation is progressing in its plan to deal with implementing several welding measures to minimize the impact of the equipment supplied by FANUC, which the Corporation claims is deficient.  Phase 1 of the Corporation's Plan was successfully completed in July with the installation of semi-manual welding units.  The Corporation has just purchased equipment to complete Phase 2 which will allow for semi-automated cutting and welding units.  Due to a delay in obtaining final approval for private placements, the Corporation now expects to complete Phase 3 by the end of June 2003.  These phases are intended to solve most of the issues associated with the fully flexible automated welding and cutting systems involved in the Corporation's manufacturing process and to replace the system supplied by FANUC.  See "Legal Proceedings" below.

The web site at http:///www.ihi.ca is frequently updated with pictures detailing the construction process at the Facility.

Application of Building Technology

Since June 30, 2002, the Corporation has moved ahead with a number of prototype manufacturing projects and tests to demonstrate the attractiveness of the Technology, which have included the following:

  as announced on September 4, 2002, the Corporation has agreed to prepare an engineering and feasibility study for a high-rise luxury hotel building in Saudi Arabia.  If the study is positive, the Corporation plans to manufacture the building's steel structural components at the Facility.  The anticipated shipping date of the components is in 2003.  The Corporation's business plan calls for the structure to be concreted and finished in Saudi Arabia at an IHI Industrial Mobile Factory to be established in the region;

  as announced on September 4, 2002, the Corporation has accepted an order from its Saudi Arabia joint venture partner to design a model home that is planned to be erected within one of its major master planned urban community project sites.  Phase one of the community is scheduled to be opened in 2003 and will consist of 1,000 luxury villas with 20 different design models.  Eventually, it is planned that this community will total 3,000 deluxe villas.  The Corporation plans to participate in this development; and

  as announced on November 4, 2002, the Corporation, together with other related and independent investors, have secured the right to purchase a new high profile development property totaling approximately 9,000 square meters.

Intellectual Property

The United States Patent and Trademark office has granted United States Patent No. 5,584,151 from the divisional application relating to foundation components of the Technology.  The United States Patent and Trademark office has also granted United States Patent Nos. 5,862,639 and 5,785,904 relating to the panels and the method of securing architectural finish elements, respectively.  Over 110 patent applications and applications for other forms of protection have been filed worldwide to attempt to establish exclusionary rights to the Technology in at least 180 countries or regions.

On September 4, 2002, the Corporation announced that an additional patent has been issued in the Ukraine (No. 28017).

On November 4, 2002, the Corporation announced that additional patents have been issued in all of the following countries:  Romania (No. 115743), Uzbekistan (No. 1988), El Salvador (No. 214), Slovenia and (No. 9420070).  The Corporation also announced that an additional patent has been granted in Brazil.

The Corporation further announced that the Corporation and its international subsidiary are planning to file for additional new sets of worldwide patents in 2003.

Operations

The Corporation had a net loss of $2,523,766 out of which approximately $1.9 million is depreciation and amortization and after giving effect to a minority interest in the income of a subsidiary for the nine months ended September 30, 2002, as compared to a net loss of $477,771 for the nine months ended September 30, 2001.  For the third quarter ended September 30, 2002, the Corporation had a profit of $269,559, before giving effect to a minority interest in the income of a subsidiary of $724,987.

In the nine months ended September 30, 2002, the Corporation had licensing fee revenue of $1,546,400.  In the nine months ended September 30, 2001, the Corporation had licensing fee revenue of $2,889,137.

As at the end of the third quarter of fiscal 2002, the Corporation had retained 26 interim licence agreements that call for the establishment of up to 28Hi-Tech Factories.

Depreciation and amortization expense increased considerably from $533,063 for the nine months ended September 30, 2001 to $1,163,897 for the nine months ended September 30, 2002.  This was principally due to the significant increase in capital assets.  Depreciation and amortization is a non-cash charge.

Capital Requirements, Resources and Liquidity

As at September 30, 2002 the Corporation had working capital of $3,586,016.  Of the current assets which total $8,076,092, $193,854 is restricted cash which relates to the dividend fund for its Series 3 Preferred Shares.  Of the current liabilities, (i) $1,868,000 is represented by the mortgage advance that is repayable to Highland Pacific Mortgage Corporation, and (ii) $303,892 is represented by a loan from a related party.  Of the current assets, a portion thereof represents two demand notes and the related accrued interest received from Veda Consult S.A. ("Veda Consult"). Veda Consult has entered into a memorandum of understanding (the "MOU") to promote, develop and market the products of the Corporation's construction Technology and to establish and operate factory operations in Luxembourg and in the surrounding regions. IHI-International has accepted from Veda Consult two demand notes, secured by Veda's interest in the MOU of November 27, 1995 and dated June 30 and September 30, 1998 each in the amount of U.S.$462,500 as payment for the balance of the license fee (U.S.$925,000), due under the MOU dated November 27, 1995 between Veda Consult and IHI-International respecting the establishment of potential factory operations.

As at September 30, 2002, the Corporation's financial obligations under contracts for the purchase and installation of manufacturing equipment totalled approximately $71,897.

As at September 30, 2002, the Facility, including the land on which the Facility is located, had a book value of approximately $18.3 million.

The Corporation has taken several measures since the second quarter of this fiscal year to improve its working capital position.

The Corporation completed the following private placements on August 20 and August 22, 2002, respectively:

  a private placement of 5,000,000 units at $0.30 per unit, for gross proceeds of $1,500,000.  Each unit is comprised of one common share and one non‑transferable share purchase warrant entitling the holder thereof to purchase one additional common share for a term of two years at a price of $0.40 per share.  This private placement involved parties related to the Corporation; and

  a private placement of 6,000,000 units at $0.23 per unit, for gross proceeds of $1,380,000.  Each unit is comprised of one common share and one non‑transferable share purchase warrant entitling the holder thereof to purchase one additional common share for a term of two years at a price of $0.38 per share.  This private placement involved parties related to the Corporation.

The Corporation completed the following private placements on October 28, 2002:

  a private placement of 5,000,000 units at $0.30 per unit, for gross proceeds of $1,500,000.  Each unit is comprised of one common share and one non‑transferable share purchase warrant entitling the holder thereof to purchase one additional common share for a term of two years at a price of $0.38 per share.  This private placement involved parties related to the Corporation;

  a private placement of 1,500,000 units at $0.30 per unit, for gross proceeds of $450,000.  Each unit is comprised of one common share and one non‑transferable share purchase warrant entitling the holder thereof to purchase one additional common share for a term of two years at a price of $0.38 per share.  This private placement involved parties related to the Corporation;

  a private placement of 5,000,000 units at $0.50 per unit, for gross proceeds of $2,500,000.  Each unit is comprised of one common share and one non‑transferable share purchase warrant entitling the holder thereof to purchase one additional common share for a term of two years at a price of $0.50 per share;

  a private placement of 2,000,000 units at $0.40 per unit, for gross proceeds of $800,000.  Each unit is comprised of one common share and one non‑transferable share purchase warrant entitling the holder thereof to purchase one additional common share for a term of two years at a price of $0.50 per share.  This private placement involved parties related to the Corporation; and

  a private placement of 10,000,000 units at $0.68 per unit, for gross proceeds of $6,800,000.  Each unit is comprised of one common share and one non‑transferable share purchase warrant entitling the holder thereof to purchase one additional common share for a term of two years at a price of $0.68 per share.

The short term outlook for the Corporation's liquidity is satisfactory.  The Corporation has made application to its first mortgage lenders to increase the amount of the mortgage from approximately $1.9 million to $3.5 million.  If the application is accepted, the term of the mortgage would likely be for three years with an annual interest rate of 9%.  The longer term outlook for the Corporation's liquidity will depend on the Corporation's success in accessing external sources of financing, the speed with which the Corporation will be able to derive internally generated cash flow from the sales of its products and license fees generated from memoranda of understanding.

Recent Developments

Equity Financings

The Corporation has completed a number of equity financings.  See "Capital Requirements, Resources and Liquidity" above.

New Joint Ventures

On September 4, 2002, the Corporation announced that Earthquake Resistance Structures Inc. of Delaware ("ERS"), a company owned by the President's mother, has expanded its territory in the United States and entered into an agreement to purchase two additional licenses and to establish two more potential joint venture factories. The first covers the South East United States region covering Florida, Georgia, Alabama, Mississippi, North and South Carolina, and the second for the South Central United States region covering Texas, Oklahoma, Arkansas and Louisiana.  ERS is required to pay an initial payment of US$200,000 by December 31, 2002, as per the form of interim agreements established earlier between the Corporation and ERS that were approved by the shareholders and accepted for filing by the Exchange.

On September 4, 2002, the Corporation further announced that IHI-International has agreed to expand the license for the Middle Atlantic States to now include one additional factory in the State of Pennsylvania.

On November 4, 2002, the Corporation announced that ERS has expanded its territory in the U.S. and entered into an agreement to purchase one additional license and to establish one or more potential joint venture factories to cover Illinois and Michigan.  ERS is required to pay an initial payment of US$100,000 by March 31, 2003.

These transactions are subject to regulatory acceptance.

On November 4, 2002, the Corporation announced that IHI-International had received another U.S.$1,000,000 payment for the second and third license fees for the Kingdom of Saudi Arabia.  The Corporation further announced that IHI-International and its joint venture partner are currently negotiating to secure a large piece of land to establish not only the first overseas IHI joint venture factory, but also to allow for the future expansion that is expected to be financed from the local operational profits.  Once the land is secured, the Corporation expects to receive an order to manufacture this factory.

Terminated Joint Ventures

On August 9, 2002, the Corporation announced that the Corporation and IHI International have exercised their rights to cancel, suspend or extend certain interim agreements and related licences to use the Technology.  The affected agreements involve some former potential joint venture partners, the Corporation alleges, who have failed to satisfy their financial and other commitments to the Corporation and IHI International.  Hi-Tech America Development Corp. and International Trade Circle SARL, two of the affected former potential joint venture partners, have indirectly disagreed the Corporation's entitlement to cancel their interim agreements.

Financing, Principal Purposes and Milestones

There have been no material variances from the intended use of proceeds for the Corporation's placements that were completed in the first three quarters of fiscal 2002.

	Proposed	Actual
Primary purpose for the use of proceeds for the private placements of Common Shares and Warrants announced on April 30 and May 30, 2002
Payment of Legal Accounts and Accounting Accounts	$ 230,000	$ 230,000
Working Capital	1,820,000	1,820,000
Equipping Facility for Production	750,000	750,000
Finder's Fees	70,800	70,800
Subscription Costs	9,200	9,200
	$2,880,000	$2,880,000

The business plan of the Corporation for fiscal 2002 focused on achieving the commencement of commercial production of panels derived from the Technology at the Facility.  The Corporation takes the position that FANUC is incapable of rectifying the claimed deficiencies in the Flexible Panel Welding System which it sold to the Corporation.  The Corporation is presently in the process of implementing replacement production methods.  See "Manufacturing Facility" on page 1 of Schedule C.

The business plan of the Corporation for the end of fiscal 2002 also focused on achieving the creation of further strategic relationships and further joint ventures.  In 2002, the Corporation generated $1,546,400 of license revenues.

The Corporation's main operating risks are its potential failure in meeting its development goals.

Stock Options

The Corporation announced that officers, directors, employees and independent consultants will be awarded a total of 4.3 million options as follows:  860,000 to be exercised by the end of 2003 at $1.00 each, 860,000 in 2004 at $1.25 each, 860,000 in 2005 at $1.50 each, 860,000 in 2006 at $1.75 each and 860,000 in 2007 at $2.00 each.

The grant of stock options is subject to receipt of regulatory acceptance.

Investor Relations

Investor relations activities are conducted through Susan Hahn & Associates for a retainer of U.S.$1,500 per month.

Related Party Transactions

There were no related party transactions, except as described under "Capital Requirements, Resources and Liquidity" and under "New Joint Ventures".

Material Contracts

During the third quarter of fiscal 2002, the Corporation did not enter into any Material Contracts except as described herein.

Legal Proceedings

Jean de Grasse and Robert de Grasse

The Corporation has brought a claim for damages against Jean de Grasse and Robert de Grasse for breach of fiduciary duty and conspiracy.  Jean de Grasse and Robert de Grasse were former directors of the Corporation.  The claim for breach of fiduciary duty relates to an allegation and claim that the defendants breached their statutory duty and fiduciary duty to the Corporation as directors of the Corporation.  The action was commenced on October 7, 1999.  The defendants have been served and have filed statements of defence.  The action has not yet been set down for trial.  No discovery has taken place.

Rossi International Consulting Inc.

In December, 2000, the Corporation commenced a defamation action  in the Supreme Court of British Columbia against Rossi International Consulting Inc. and Geoffrey Haddad, a former engineering consultant, to the Corporation.  The defendants have been served and have filed a statement of defence and counterclaim.  The counterclaim is for unpaid engineering consulting fees of approximately $20,000.  The Corporation is defending the counterclaim.  The action has not yet been set down for trial.

Fanuc Robotics Canada Ltd.

On March 26, 2002, the Corporation commenced an action against Fanuc Robotics Canada Ltd., General Electric Capital Canada Inc., Fanuc Robotics North America Inc. and Merrill Lynch in the Supreme Court of British Columbia.  The action is for damages arising from the claimed fundamental failure to deliver and implement a "Flexible Panel Welding System" in accordance with agreed specifications as sold to the Corporation.  Without limitation, the action is also for injunctive relief enjoining Merrill Lynch from paying funds pursuant to a letter of credit relating to the sale of said system.  Statements of Defence have been filed on behalf of the Defendants, Fanuc Robotics Canada Ltd., Fanuc Robotics North America Inc., and General Electric Capital Canada Inc.  The Corporation responded to the request for better and further particulars of the Defendant, General Electric Capital Canada Inc., prior to said Defendant filing its Statement of Defence.  The Defendants, Fanuc Robotics Canada Ltd. and Fanuc Robotics North America Inc., have filed a counterclaim against the Corporation for judgment in the amount of $87,644.81, plus interest, as well as other relief, respecting which the Corporation has filed a Defence seeking dismissal of said counterclaim with costs.  The Defendant, General Electric Capital Canada Inc., has filed a counterclaim against the Corporation for judgment in the amount of $780,508.50, plus interest, as well as other relief, respecting which the Corporation has filed a Defence seeking dismissal of said counterclaim with costs.  Examinations for discovery in the within proceedings have been tentatively scheduled for February, 2003.  The Defendant Fanuc Robotics Canada Ltd. has notified the Corporation that it takes the position Fanuc Robotics Canada Ltd. has complied with its obligations under the contract related to the Flexible Panel Welding System, which the Corporation also disputes.  Following said demand by General Electric Capital Inc., $400,000 was released to General Electric Capital Canada Inc. from an original $600,000 letter of credit provided by the Corporation.  The Corporation has consented to the dismissal of its proceedings against Merrill Lynch in exchange for rights to document disclosure.

Genesee Enterprises Ltd. and Related Matters

Reference is made to the second quarter report.  There have been no material changes in the status of this litigation.

Continental Steel et al

A number of builder's liens have been registered against the property held by the Corporation on Hopcott Road, Delta British Columbia, on which the Corporation's permanent manufacturing facility is built.  These liens can be placed into two groups.

The first set of liens, filed by Continental Steel Ltd., H.C. Rental Inc. and CTL Steel Ltd., were filed as a result of allegations of non-payment of these sub-contractors by Alder Iron Works Ltd.  A receiver has been appointed for Alder Iron Works Ltd. ("Alder").  These lien claimants have commenced an action in the Supreme Court of British Columbia for payment by Alder and to enforce their liens, and, in this action, an issue has been raised regarding the issuance of the certificate of substantial completion.  The Corporation has reached an agreement with these lien holders to discharge these liens on payment of approximately $80,000 as security for the lien claims.  This payment represents the balance of the contract price and lien hold back owing to Alder.  These funds had either been paid into Court by the Corporation or held in trust pursuant to the Builders Lien Act (British Columbia).

The second set of liens, filed by ICI Canada Inc., Skyreach Equipment Ltd. and Siplast Canada Inc., were filed as a result of allegations of non-payment of these sub-contractors by Cary Praetor.  Mr. Praetor was engaged by the Corporation to provide roofing and waterproofing services.  The Corporation obtained default judgment against Mr. Praetor in August, 2000 with damages to be assessed.  The Corporation has reached a settlement with ICI Canada Inc., Skyreach Equipment Ltd. and Siplast Canada Inc. to have these liens discharged in exchange for payment of a total of approximately $50,000 by the Corporation.  That amount has been paid and discharges have been filed at the Land Title Office.

The Corporation expects to resolve all lien matters by the end of the year.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Hi-Tech Industries Inc. (Registrant)
December 3, 2002 Date	"Roger A. Rached" (signed) Roger A. Rached
Chief Executive Officer and President

December 3, 2002 Date	"Dr. Owen A. Anderson" Dr. Owen A. Anderson
Chief Financial Officer

  CERTIFICATIONS

I, Dr. Owen A. Anderson, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of International Hi-Tech Industries Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002	"Dr. Owen A. Anderson" (signed)
Dr. Owen A. Anderson Chief Financial Officer

CERTIFICATIONS

I, Roger A. Rached, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of International Hi-Tech Industries Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002	"Roger A. Rached" (signed)
Roger A. Rached Chief Executive Officer and President